Form 10-Q
period 1996-03-31
PARKER & PARSLEY 91-B LP
filed 1996-05-15
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

    /   /       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                         Commission File No. 33-38582-02

                           PARKER & PARSLEY 91-B, L.P.
             (Exact name of Registrant as specified in its charter)

                Delaware                                    75-2397335
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

303 West Wall, Suite 101, Midland, Texas                       79701
(Address of principal executive offices)                     (Zip code)

       Registrant's Telephone Number, including area code : (915) 683-4768

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information
Item 1.    Financial Statements
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $189,349 at March 31
     and $189,032 at December 31                   $   189,393     $   189,076
  Accounts receivable - oil and gas sales              153,335         149,729
                                                    ----------      ----------

         Total current assets                          342,728         338,805

Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,698,205       9,698,832
     Accumulated depletion                          (6,961,490)     (6,906,614)
                                                    ----------      ----------

         Net oil and gas properties                  2,736,715       2,792,218
                                                    ----------      ----------

                                                   $ 3,079,443     $ 3,131,023
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    20,564     $    65,203

Partners' capital:
  Limited partners (11,249 interests)                3,031,323       3,038,195
  Managing general partner                              27,556          27,625
                                                    ----------      ----------

                                                     3,058,879       3,065,820
                                                    ----------      ----------

                                                   $ 3,079,443     $ 3,131,023
                                                    ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------
Revenues:
  Oil and gas sales                                 $  372,237     $  357,723
  Interest income                                        2,637          2,273
                                                     ---------      ---------

         Total revenues                                374,874        359,996

Costs and expenses:
  Production costs                                     111,245        174,520
  General and administrative expenses                   11,167         10,732
  Depletion                                             54,876         71,826
                                                     ---------      ---------

         Total costs and expenses                      177,288        257,078
                                                     ---------      ---------

Net income                                          $  197,586     $  102,918
                                                     =========      =========

Allocation of net income:
  Managing general partner                          $    1,976     $    1,029
                                                     =========      =========

  Limited partners                                  $  195,610     $  101,889
                                                     =========      =========

Net income per limited partnership interest         $    17.39     $     9.06
                                                     =========      =========

Distributions per limited partnership interest      $    18.00     $    16.21
                                                     =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)






                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                   -----------     -----------     -----------

Balance at January 1, 1995         $    30,859     $ 3,349,475     $ 3,380,334

    Distributions                       (1,841)       (182,357)       (184,198)

    Net income                           1,029         101,889         102,918
                                    ----------      ----------      ----------

Balance at March 31, 1995          $    30,047     $ 3,269,007     $ 3,299,054
                                    ==========      ==========      ==========


Balance at January 1, 1996         $    27,625     $ 3,038,195     $ 3,065,820

    Distributions                       (2,045)       (202,482)       (204,527)

    Net income                           1,976         195,610         197,586
                                    ----------      ----------      ----------

Balance at March 31, 1996          $    27,556     $ 3,031,323     $ 3,058,879
                                    ==========      ==========      ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                        Three months ended
                                                             March 31,
                                                        1996           1995
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $  197,586     $  102,918
  Adjustment to reconcile net income to net cash
   provided by operating activities:
     Depletion                                           54,876         71,826
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable          (3,606)         1,181
     Increase (decrease) in accounts payable            (43,418)        30,766
                                                      ---------      ---------

      Net cash provided by operating activities         205,438        206,691

Cash flows from investing activities:
   Additions to oil and gas properties                     (594)       (16,643)

Cash flows from financing activities:
   Cash distributions to partners                      (204,527)      (184,198)
                                                      ---------      ---------

Net increase in cash and cash equivalents                   317          5,850
Cash and cash equivalents at beginning of period        189,076        123,155
                                                      ---------      ---------

Cash and cash equivalents at end of period           $  189,393     $  129,005
                                                      =========      =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)



NOTE 1.

Parker & Parsley 91-B, L.P. (the "Registrant") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 W. Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations(1)

The Registrant was formed December 31, 1991. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Oil & Gas Company ("PPOG"), a Delaware corporation. Effective January 1, 1995, PPOG continues to serve as the sole general partner; however, its name has been changed to Parker & Parsley Petroleum USA, Inc. ("PPUSA"). The managing general partner has the power and authority to manage, control and administer all Registrant affairs. The limited and general partners contributed $11,249,000 representing 11,249 interests ($1,000 per interest) sold to a total of 682 limited and general partners.

Since its formation, the Registrant has invested $9,698,205 in various prospects that were drilled and completed in Texas. At March 31, 1996, the Registrant had 29 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $372,237 from $357,723 for the three months ended March 31, 1996 and 1995, respectively, an increase of $14,514, or 4%. The increase in revenues resulted from a 3% increase in mcf of gas produced and sold, as well as increases in the average prices received per barrel of oil and mcf of gas, offset by a 7% decline in barrels of oil produced and sold. For the three months ended March 31, 1996, 15,562 barrels of oil were produced and sold compared to 16,726 for the same period in 1995, a decrease of 1,164 barrels. For the three months ended March 31, 1996, 31,684 mcf of gas were produced and sold compared to 30,912 mcf of gas for the same period in 1995, an increase of 772 mcf due to operational changes on several wells. Oil production decreased due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.69, or 10%, from $17.54 for the three months ended March 31, 1995 to $19.23 for the same period in 1996. The average price received per mcf of gas increased 11% from $2.08 for the three months ended March 31, 1995 to $2.30 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $177,288 for the three months ended March 31, 1996 as compared to $257,078 for the same period in 1995, a decrease of $79,790, or 31%. This decrease was due to decreases in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $111,245 for the three months ended March 31, 1996 and $174,520 for the same period in 1995, resulting in a $63,275 decrease, or 36%. The decrease consisted of declines in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 4% from $10,732 for the three months ended March 31, 1995 to $11,167 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $54,876 for the three months ended March 31, 1996 compared to $71,826 for the same period in 1995. This represented a decrease in depletion of $16,950, or 24%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,164 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 181,794 barrels, or 26%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $205,438 during the three months ended March 31, 1996, a $1,253 decrease from the same period ended March 31, 1995. This decrease was due to an increase in expenditures for production costs, offset by an increase in oil and gas sales receipts. The increase in production cost expenditures was due to additional well repair and maintenance costs incurred in an effort to stimulate production. The increase in oil and gas sales receipts was primarily due to an increase in the average prices received per barrel of oil and mcf of gas.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1996 were for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $204,527 of which $202,482 was distributed to the limited partners and $2,045 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $184,198 of which $182,357 was distributed to the limited partners and $1,841 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

 (a)   Exhibits - none

 (b)   Reports on Form 8-K - none

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PARKER & PARSLEY 91-B, L.P.

                                   By:   Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), Managing General Partner




Dated:  May 13, 1996               By:   /s/ Steven L. Beal
                                         --------------------------------------
                                         Steven L. Beal, Senior Vice President
                                         and Chief Financial Officer of PPUSA