Form 10-Q
period 1996-06-30
PARKER & PARSLEY 91-B LP
filed 1996-08-09
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1996           1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $217,871 at June 30
     and $189,032 at December 31                   $   217,990     $   189,076
  Accounts receivable - oil and gas sales              154,131         149,729
                                                    ----------      ----------

        Total current assets                           372,121         338,805

Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,697,351       9,698,832
     Accumulated depletion                          (7,010,931)     (6,906,614)
                                                    ----------      ----------

        Net oil and gas properties                   2,686,420       2,792,218
                                                    ----------      ----------

                                                   $ 3,058,541     $ 3,131,023
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    33,281     $    65,203

Partners' capital:
  Limited partners (11,249 interests)                2,998,040       3,038,195
  Managing general partner                              27,220          27,625
                                                    ----------      ----------

                                                     3,025,260       3,065,820
                                                    ----------      ----------

                                                   $ 3,058,541     $ 3,131,023
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                  ---------------------   ---------------------
                                    1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas sales              $ 376,815   $ 379,550   $ 749,052   $ 737,273
   Interest income                    3,131       2,817       5,768       5,090
                                   --------    --------    --------    --------

      Total revenues                379,946     382,367     754,820     742,363

Costs and expenses:
   Production costs                 132,132     112,209     243,377     286,729
   General and administrative
    expenses                         11,978       7,939      23,145      18,671
   Depletion                         49,651      73,745     104,527     145,571
   Abandoned property costs             420          -          420          -
   Loss on abandonment                1,221          -        1,221          -
                                   --------    --------    --------    --------

      Total costs and expenses      195,402     193,893     372,690     450,971
                                   --------    --------    --------    --------

Net income                        $ 184,544   $ 188,474   $ 382,130   $ 291,392
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $   1,845   $   1,885   $   3,821   $   2,914
                                   ========    ========    ========    ========

   Limited partners               $ 182,699   $ 186,589   $ 378,309   $ 288,478
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   16.24   $   16.58   $   33.63   $   25.64
                                   ========    ========    ========    ========

Net distribution per limited
  partnership interest            $   19.20   $   18.03   $   37.20   $   34.24
                                   ========    ========    ========    ========

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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)





                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 1995           $  30,859     $3,349,475     $3,380,334

    Distributions                       (3,890)      (385,156)      (389,046)

    Net income                           2,914        288,478        291,392
                                      --------      ---------      ---------

Balance at June 30, 1995             $  29,883     $3,252,797     $3,282,680
                                      ========      =========      =========


Balance at January 1, 1996           $  27,625     $3,038,195     $3,065,820

    Distributions                       (4,226)      (418,464)      (422,690)

    Net income                           3,821        378,309        382,130
                                      --------      ---------      ---------

Balance at June 30, 1996             $  27,220     $2,998,040     $3,025,260
                                      ========      =========      =========








         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                          1996          1995
                                                       ---------     ---------
Cash flows from operating activities:

 Net income                                            $ 382,130     $ 291,392
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depletion                                             104,527       145,571
   Loss on abandonment                                     1,221            -

 Changes in assets and liabilities:
   Increase in accounts receivable                        (4,402)       (3,463)
   Increase (decrease) in accounts payable               (30,702)       34,372
                                                        --------      --------

      Net cash provided by operating activities          452,774       467,872

Cash flows from investing activities:

 Additions to oil and gas properties                      (1,224)      (20,486)
 Proceeds from equipment salvage on abandoned property        54            -
                                                              -             -
                                                        --------      --------
      Net cash used in investing activities               (1,170)      (20,486)

Cash flows from financing activities:

 Cash distributions to partners                         (422,690)     (389,046)
                                                        --------      --------

Net increase in cash and cash equivalents                 28,914        58,340
Cash and cash equivalents at beginning of period         189,076       123,155
                                                        --------      --------

Cash and cash equivalents at end of period             $ 217,990     $ 181,495
                                                        ========      ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 91-B, L.P. (the "Registrant") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $749,052 from $737,273 for the six months ended June 30, 1996 and 1995, respectively, an increase of $11,779. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by decreases in barrels of oil produced and sold and in mcf of gas produced and sold. For the six months ended June 30, 1996, 29,426 barrels of oil were produced and sold compared to 33,989 for the same period in 1995, a decrease of 4,563 barrels, or 13%. For the six months ended June 30, 1996, 60,796 mcf of gas were produced and sold compared to 64,429 for the same period in 1995, a decrease of 3,633 mcf, or 6%. The decreases in production volumes were primarily due to the decline characteristics of the

Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.39, or 13%, from $17.94 for the six months ended June 30, 1995 to $20.33 for the same period in 1996. The average price received per mcf of gas increased 25% from $1.98 during the six months ended June 30, 1995 to $2.48 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $372,690 for the six months ended June 30, 1996 as compared to $450,971 for the same period in 1995, a decrease of $78,281, or 17%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A"), abandoned property costs and loss on abandonment.

Production costs were $243,377 for the six months ended June 30, 1996 and $286,729 for the same period in 1995 resulting in a $43,352 decrease, or 15%. This decrease was due to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel costs. During this period, G&A increased, in aggregate, $4,474, or 24%, from $18,671 for the six months ended June 30, 1995 to $23,145 for the same period in 1996.

Depletion was $104,527 for the six months ended June 30, 1996 compared to $145,571 for the same period in 1995. This represented a decrease in depletion of $41,044, or 28%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 4,563 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 181,794 barrels, or 26%.

A loss on abandonment of $1,221 was recognized during the six months ended June 30, 1996. This loss resulted from the write-off of capitalized well costs of $1,275 on the abandonment of a saltwater disposal well, less proceeds received from equipment salvage of $54. Abandoned property costs associated with the abandonment of this well totaled $420. There was no abandonment activity during the six months ended June 30, 1995.

Three months ended June 30, 1996 compared with three months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $376,815 from $379,550 for the three months ended June 30, 1996 and 1995, respectively, a decrease of $2,735. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold, offset by increases in the average prices received per barrel of oil and mcf of gas. For the three months ended June 30, 1996, 13,864 barrels of oil were sold compared to 17,263 for the same period in 1995, a decrease of 3,399 barrels, or 20%. For the three months ended June 30, 1996, 29,116 mcf of gas were sold compared to 33,517 for the same period in 1995, a decrease of 4,401 mcf, or 13%. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.25, or 18%, from $18.32 for the three months ended June 30, 1995 to $21.57 for the same period in 1996. The average price received per mcf of gas increased 41% from $1.89 during the three months ended June 30, 1995 to $2.67 in 1996.

Costs and Expenses:

Total costs and expenses increased to $195,402 for the three months ended June 30, 1996 as compared to $193,893 for the same period in 1995, an increase of $1,509. This increase was due to increases in production costs, G&A, abandoned property costs and loss on abandonment, offset by a decrease in depletion.

Production costs were $132,132 for the three months ended June 30, 1996 and $112,209 for the same period in 1995 resulting in a $19,923 increase, or 18%. This increase was primarily due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 51% from $7,939 for the three months ended June 30, 1995 to $11,978 for the same period in 1996.

Depletion was $49,651 for the three months ended June 30, 1996 compared to $73,745 for the same period in 1995. This represented a decrease in depletion of $24,094, or 33%, primarily attributable to the adoption of the provisions of FAS 121 effective the fourth quarter of 1995, as discussed previously. Oil production decreased 3,399 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on abandonment of $1,221 was recognized during the three months ended June 30, 1996. This loss resulted from the write-off of capitalized well costs of $1,275 on the abandonment of a saltwater disposal well, less proceeds received from equipment salvage of $54. Abandoned property costs associated with the abandonment of this well totaled $420. There was no abandonment activity during the three months ended June 30, 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $15,098 from the same period ended June 30, 1995. This decrease was primarily due to an increase in production costs paid, offset by an increase in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's investing activities for the six months ended June 30, 1996 and 1995 included expenditures related to equipment replacement on several oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $422,690 of which $418,464 was distributed to the limited partners and $4,226 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $389,046 of which $385,156 was distributed to the limited partners and $3,890 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially d8ifferent than the anticipated results described in the forward looking statements.



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


                                         PARKER & PARSLEY 91-B, L.P.

                                   By:   Parker & Parsley Oil & Gas Company
                                          Managing General Partner




Dated:  August 8, 1996             By:    /s/ Steven L. Beal
                                         -----------------------------------
                                         Steven L. Beal, Senior Vice President
                                          and Chief Financial Officer of PPUSA