Form 10-Q
period 1996-09-30
PARKER & PARSLEY 91-B LP
filed 1996-11-12
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   ....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7



Part II.   Other Information..........................................   10

               Signatures.............................................   11

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS

                                                    September 30,  December 31,
                                                       1996           1995
                                                    -----------    -----------
                 ASSETS                             (Unaudited)

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $267,480 at September 30
     and $189,032 at December 31                    $   267,599    $   189,076
   Accounts receivable - oil and gas sales              146,599        149,729
                                                     ----------     ----------
           Total current assets                         414,198        338,805
                                                     ----------     ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method               9,698,109      9,698,832
     Accumulated depletion                           (7,057,277)    (6,906,614)
                                                     ----------     ----------
           Net oil and gas properties                 2,640,832      2,792,218
                                                     ----------     ----------
                                                    $ 3,055,030    $ 3,131,023
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    41,187    $    65,203

Partners' capital:
   Limited partners (11,249 interests)                2,986,738      3,038,195
   Managing general partner                              27,105         27,625
                                                     ----------     ----------
                                                      3,013,843      3,065,820
                                                     ----------     ----------
                                                    $ 3,055,030    $ 3,131,023
                                                     ==========     ==========

The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended       Nine months ended
                                    September 30,            September 30,
                               ---------------------    ----------------------
                                  1996        1995         1996        1995
                               ---------   ---------    ----------  ----------

Revenues:
   Oil and gas                 $ 388,878   $ 333,466    $1,137,930  $1,070,739
   Interest                        3,436       3,569         9,204       8,659
                                --------    --------     ---------   ---------
                                 392,314     337,035     1,147,134   1,079,398
                                --------    --------     ---------   ---------

Costs and expenses:
   Oil and gas production        106,720     116,099       350,097     402,828
   General and administrative     12,028       9,503        35,173      28,174
   Depletion                      46,346      64,875       150,873     210,446
   Abandoned property                 22         -             442         -
   Loss on abandonment               -           -           1,221         -
                                --------    --------     ---------   ---------
                                 165,116     190,477       537,806     641,448
                                --------    --------     ---------   ---------

Net income                     $ 227,198   $ 146,558    $  609,328  $  437,950
                                ========    ========     =========   =========

Allocation of net income:
   Managing general partner    $   2,272   $   1,466    $    6,093  $    4,380
                                ========    ========     =========   =========

   Limited partners            $ 224,926   $ 145,092    $  603,235  $  433,570
                                ========    ========     =========   =========
Net income per limited
   partnership interest        $   20.00   $   12.90    $    53.63  $    38.54
                                ========    ========     =========   =========
Distribution per limited
   partnership interest        $   21.00   $   18.50    $    58.20  $    52.74
                                ========    ========     =========   =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general        Limited
                                     partner        partners         Total
                                    ---------      ----------      ----------

Balance at January 1, 1996          $  27,625      $3,038,195      $3,065,820

    Distributions                      (6,613)       (654,692)       (661,305)

    Net income                          6,093         603,235         609,328
                                     --------       ---------       ---------

Balance at September 30, 1996       $  27,105      $2,986,738      $3,013,843
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                     -------------------------
                                                        1996            1995
                                                     ---------       ---------
Cash flows from operating activities:

  Net income                                         $ 609,328       $ 437,950
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion                                        150,873         210,446
      Loss on abandonment                                1,221             -
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         3,130          (2,991)
      Increase (decrease) in accounts payable          (22,795)         39,946
                                                      --------        --------
          Net cash provided by operating activities    741,757         685,351
                                                      --------        --------

Cash flows from investing activities:

  Additions to oil and gas properties                   (1,983)        (22,708)
  Proceeds from equipment salvage on abandoned
    property                                                54             -
                                                      --------        ------
          Net cash used in investing activities         (1,929)        (22,708)
                                                      --------        --------

Cash flows from financing activities:

  Cash distributions to partners                      (661,305)       (599,346)
                                                      --------        --------

Net increase in cash and cash equivalents               78,523          63,297
Cash and cash equivalents at beginning of period       189,076         123,155
                                                      --------        --------
Cash and cash equivalents at end of period           $ 267,599       $ 186,452
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 91-B, L.P. (the "Registrant") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 W. Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,137,930 from $1,070,739 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 6%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 12% decrease in barrels of oil produced and sold and a 7% decrease in mcf of gas produced and sold. For the sold. For the nine months ended September 30, 1996, 43,860 barrels of oil were sold compared to 49,772 for the same period in 1995, a decrease of 5,912 barrels. For the nine months ended September 30, 1996, 93,692 mcf of gas were sold compared to 100,752 for the same period in 1995, a decrease of 7,060 mcf.

The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.15, or 18%, from $17.60 for the nine months ended September 30, 1995 to $20.75 for the same period in 1996 while the average price received per mcf of gas increased 26% from $1.93 during the nine months ended September 30, 1995 to $2.43 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $537,806 for the nine months ended September 30, 1996 as compared to $641,448 for the same period in 1995, a decrease of $103,642, or 16%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A"), abandoned property costs and loss on abandonment.

Production costs were $350,097 for the nine months ended September 30, 1996 and $402,828 for the same period in 1995, resulting in a $52,731 decrease, or 13%. The decrease consisted of reductions in well repair and maintenance costs and workover expenses.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 25% from $28,174 for the nine months ended September 30, 1995 to $35,173 for the same period in 1996.

Depletion was $150,873 for the nine months ended September 30, 1996 compared to $210,446 for the same period in 1995, representing a decrease of $59,573, or 28%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 5,912 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on abandonment of $1,221 was recognized during the nine months ended September 30, 1996. This loss resulted from the write-off of capitalized well costs of $1,275 on the abandonment of a saltwater disposal well, less proceeds received from equipment salvage of $54. Abandoned property costs associated with the abandonment of this well totaled $442. There was no abandonment activity during the nine months ended September 30, 1995.

Three months ended September 30, 1996 compared with three months ended September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $388,878 from $333,466 for the three months ended September 30, 1996 and 1995, respectively, an increase of 17%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 9% decrease in barrels of oil produced and sold and a 9% decrease in mcf of gas produced and sold. For the three months ended September 30, 1996, 14,434 barrels of oil were sold compared to 15,783 for the same period in 1995, a decrease of 1,349 barrels. For the three months ended September 30, 1996, 32,896 mcf of gas were sold compared to 36,323 for the same period in 1995, a decrease of 3,427 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.74, or 28%, from $16.86 for the three months ended September 30, 1995 to $21.60 for the same period in 1996. The average price received per mcf of gas increased 26% from $1.85 during the three months ended September 30, 1995 to $2.34 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $165,116 for the three months ended September 30, 1996 as compared to $190,477 for the same period in 1995, a decrease of $25,361, or 13%. This decrease was due to declines in production costs and depletion, offset by increased G&A and abandoned property costs.

Production costs were $106,720 for the three months ended September 30, 1996 and $116,099 for the same period in 1995, resulting in a $9,379 decrease, or 8%. This decrease was due to a reduction in workover expense, offset by an increase in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased 27% from $9,503 for the three months ended September 30, 1995 to $12,028 for the same period in 1996.

Depletion was $46,346 for the three months ended September 30, 1996 compared to $64,875 for the same period in 1995, representing a decrease of $18,529, or 29%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 1,349 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

For the three months ended September 30, 1996, abandoned property costs associated with the abandonment of one saltwater disposal well totaled $22.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $56,406 during the nine months ended September 30, 1996 from the same period in 1995, resulting from an increase in oil and gas sales, offset by an increase in G&A.

Net Cash Used in Investing Activities

The Registrant's  principal  investing  activities  during the nine months ended
September  30,  1996  and  1995  included   expenditures  related  to  equipment
replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $661,305 of which $654,692 was distributed to the limited partners and $6,613 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $599,346 of which $593,264 was distributed to the limited partners and $6,082 to the managing general partner.

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

None.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PARKER & PARSLEY 91-B, L.P.

                               By:    Parker & Parsley Petroleum USA, Inc.,
                                      ("PPUSA"), Managing General Partner




Dated:  November 11, 1996      By:     Steven L. Beal
                                      ----------------------------------------
                                      Steven L. Beal, Senior Vice President
                                        and Chief Financial Officer of PPUSA