Form 10-Q
period 1997-03-31
PARKER & PARSLEY 91-B LP
filed 1997-05-08
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of March 31, 1997 and
            December 31, 1996.........................................    3

          Statements of Operations for the three months
            ended March 31, 1997 and 1996.............................    4

          Statement of Partners' Capital for the three months
            ended March 31, 1997......................................    5

          Statements of Cash Flows for the three months
            ended March 31, 1997 and 1996.............................    6

          Notes to Financial Statements...............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................    7



                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K............................    9

          27.    Financial Data Schedule

          Signatures..................................................   10

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                     March 31,     December 31,
                                                       1997            1996
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $182,838 at March 31
     and $236,894 at December 31                    $   182,957     $   237,013
  Accounts receivable - oil and gas sales               225,786         225,511
                                                     ----------      ----------
         Total current assets                           408,743         462,524
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                9,690,568       9,696,907
Accumulated depletion                                (7,156,640)     (7,107,967)
                                                     ----------      ----------
         Net oil and gas properties                   2,533,928       2,588,940
                                                     ----------      ----------
                                                    $ 2,942,671     $ 3,051,464
                                                     ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    28,345     $    20,648

Partners' capital:
  Managing general partner                               26,111          27,275
  Limited partners (11,249 interests)                 2,888,215       3,003,541
                                                     ----------      ----------
                                                      2,914,326       3,030,816
                                                     ----------      ----------
                                                    $ 2,942,671     $ 3,051,464
                                                     ==========      ==========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three months ended
                                                           March 31,
                                                  --------------------------
                                                     1997            1996
                                                  ----------      ----------

Revenues:
  Oil and gas                                     $  362,049      $  372,237
  Interest                                             2,873           2,637
                                                   ---------       ---------
                                                     364,922         374,874
                                                   ---------       ---------
Costs and expenses:
  Oil and gas production                             128,242         111,245
  General and administrative                          11,386          11,167
  Depletion                                           48,673          54,876
                                                   ---------       ---------
                                                     188,301         177,288
                                                   ---------       ---------
Net income                                        $  176,621      $  197,586
                                                   =========       =========
Allocation of net income:
  Managing general partner                        $    1,766      $    1,976
                                                   =========       =========
  Limited partners                                $  174,855      $  195,610
                                                   =========       =========
Net income per limited partnership interest       $    15.54      $    17.39
                                                   =========       =========
Distributions per limited partnership interest    $    25.80      $    18.00
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)






                                    Managing
                                    general        Limited
                                    partner        partners         Total
                                   ----------     -----------     -----------

Balance at January 1, 1997         $   27,275     $ 3,003,541     $ 3,030,816

    Distributions                      (2,930)       (290,181)       (293,111)

    Net income                          1,766         174,855         176,621
                                    ---------      ----------      ----------

Balance at March 31, 1997          $   26,111     $ 2,888,215     $ 2,914,326
                                    =========      ==========      ==========






         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------

Cash flows from operating activities:

  Net income                                           $  176,621    $  197,586
  Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depletion                                            48,673        54,876
  Changes in assets and liabilities:
      Increase in accounts receivable                        (275)       (3,606)
      Increase (decrease) in accounts payable               7,697       (43,418)
                                                        ---------     ---------
        Net cash provided by operating activities         232,716       205,438
                                                        ---------     ---------

Cash flows from investing activities:

  (Additions to) deletions of oil and gas properties        6,339          (594)

Cash flows from financing activities:

  Cash distributions to partners                         (293,111)     (204,527)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents      (54,056)          317
Cash and cash equivalents at beginning of period          237,013       189,076
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  182,957    $  189,393
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 W. Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased to $362,049 from $372,237 for the three months ended March 31, 1997 and 1996, respectively, a decrease of $10,188, or 3%. The decrease in revenues resulted from a 17% decline in barrels of oil produced and sold and a 19% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1997, 12,871 barrels of oil were produced and sold compared to 15,562 for the same period in 1996, a decrease of 2,691 barrels. For the three months ended March 31, 1997, 25,746 mcf of gas were produced and sold compared to 31,684 mcf of gas for the same period in 1996, a decrease of 5,938 mcf. The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.17, or 16%, from $19.23 for the three months ended March 31, 1996 to $22.40 for the same period in 1997. The average price received per mcf of gas increased 25% from $2.30 for the three months ended March 31, 1996 to $2.87 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses increased to $188,301 for the three months ended March 31, 1997 as compared to $177,288 for the same period in 1996, an increase of $11,013, or 6%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $128,242 for the three months ended March 31, 1997 and $111,245 for the same period in 1996, resulting in a $16,997 increase, or 15%. The increase resulted from an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased slightly from $11,167 for the three months ended March 31, 1996 to $11,386 for the same period in 1997.

Depletion was $48,673 for the three months ended March 31, 1997 compared to $54,876 for the same period in 1996. This represented a decrease in depletion of $6,203, or 11%. The decrease was attributable to a decline in oil production of 2,691 barrels for the three months ended March 31, 1997 compared to the same period in 1996, offset by a downward revision of oil and gas reserves.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $27,278 during the three months ended March 31, 1997 from the same period ended March 31, 1996. This increase was due to declines in production cost expenditures and G&A paid, offset by a decline in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the three months ended March 31, 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $293,111 of which $290,181 was distributed to the limited partners and $2,930 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $204,527 of which $202,482 was distributed to the limited partners and $2,045 to the managing general partner.

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

           27.    Financial Data Schedule

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


                                    PARKER & PARSLEY 91-B, L.P.

                           By: Parker & Parsley Petroleum USA, Inc. ("PPUSA"), Managing General Partner




Dated:  May 8, 1997        By:      /s/ Steven L. Beal
                                    -------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA