Form 10-Q
period 1997-06-30
PARKER & PARSLEY 91-B LP
filed 1997-08-08
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                           Exhibit index on page 10.

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   ....................................    3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1997......................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996...................................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   10

            27.   Financial Data Schedule

            Signatures.................................................   11

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1997            1996
                                                    -----------    -----------
                 ASSETS                             (Unaudited)

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $232,854 at June 30
     and $236,894 at December 31                    $   232,973    $   237,013
  Accounts receivable - oil and gas sales               128,601        225,511
                                                     ----------     ----------
        Total current assets                            361,574        462,524
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                9,691,009      9,696,907
Accumulated depletion                                (7,202,401)    (7,107,967)
                                                     ----------     ----------
        Net oil and gas properties                    2,488,608      2,588,940
                                                     ----------     ----------
                                                    $ 2,850,182    $ 3,051,464
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    37,892    $    20,648

Partners' capital:
  Managing general partner                               25,090         27,275
  Limited partners (11,249 interests)                 2,787,200      3,003,541
                                                     ----------     ----------
                                                      2,812,290      3,030,816
                                                     ----------     ----------
                                                    $ 2,850,182    $ 3,051,464
                                                     ==========     ==========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                 ---------------------    ---------------------
                                    1997        1996         1997        1996
                                 ---------   ---------    ---------   ---------
Revenues:
   Oil and gas                   $ 304,753   $ 376,815    $ 666,802   $ 749,052
   Interest                          3,567       3,131        6,440       5,768
                                  --------    --------     --------    --------
                                   308,320     379,946      673,242     754,820
                                  --------    --------     --------    --------
Costs and expenses:
   Oil and gas production          132,923     132,132      261,165     243,377
   General and administrative        9,143      11,978       20,529      23,145
   Depletion                        45,761      49,651       94,434     104,527
   Abandoned property                  -           420          -           420
   Loss on abandonment                 -         1,221          -         1,221
                                  --------    --------     --------    --------
                                   187,827     195,402      376,128     372,690
                                  --------    --------     --------    --------
Net income                       $ 120,493   $ 184,544    $ 297,114   $ 382,130
                                  ========    ========     ========    ========
Allocation of net income:
   Managing general partner      $   1,205   $   1,845    $   2,971   $   3,821
                                  ========    ========     ========    ========
   Limited partners              $ 119,288   $ 182,699    $ 294,143   $ 378,309
                                  ========    ========     ========    ========
Net income per limited
   partnership interest          $   10.61   $   16.24    $   26.15   $   33.63
                                  ========    ========     ========    ========
Net distribution per limited
   partnership interest          $   19.58   $   19.20    $   45.38   $   37.20
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  27,275     $3,003,541     $3,030,816

    Distributions                      (5,156)      (510,484)      (515,640)

    Net income                          2,971        294,143        297,114
                                     --------      ---------      ---------

Balance at June 30, 1997            $  25,090     $2,787,200     $2,812,290
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                       -------------------------
                                                          1997          1996
                                                       ----------    -----------
Cash flows from operating activities:

   Net income                                          $  297,114    $  382,130
   Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depletion                                          94,434       104,527
        Loss on abandonment                                   -           1,221
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable         96,910        (4,402)
        Increase (decrease) in accounts payable            17,244       (30,702)
                                                        ---------     ---------
        Net cash provided by operating activities         505,702       452,774
                                                        ---------     ---------
Cash flows from investing activities:

   (Additions to) disposal of oil and gas properties        5,898        (1,224)
   Proceeds from equipment salvage on abandoned
     property                                                 -              54
                                                        ---------     ---------
        Net cash provided by (used in) investing
          activities                                        5,898        (1,170)
                                                        ---------     ---------
Cash flows from financing activities:

   Cash distributions to partners                        (515,640)     (422,690)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       (4,040)       28,914
Cash and cash equivalents at beginning of period          237,013       189,076
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  232,973    $  217,990
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 91-B, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 11% to $666,802 from $749,052 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from decreases in barrels of oil and mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the six months ended June 30, 1997, 25,308 barrels of oil were produced and sold compared to 29,426 for the same period in 1996, a decrease of 4,118 barrels, or 14%. For the six months ended June 30, 1997, 52,607 mcf of gas were produced and sold compared to 60,796 for the same period in 1996, a decrease of 8,189 mcf, or 13%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.33 for the six months ended June 30, 1996 to $20.75 for the same period in 1997. The average price received per mcf of gas increased 8% from $2.48 during the six months ended June 30, 1996 to $2.69 for the same period in 1997.

Costs and Expenses:

Total costs and expenses increased to $376,128 for the six months ended June 30, 1997 as compared to $372,690 for the same period in 1996, an increase of $3,438. This increase was due to an increase in production costs, offset by declines in depletion, general and administrative expenses ("G&A"), loss on abandonment and abandoned property costs.

Production costs were $261,165 for the six months ended June 30, 1997 and $243,377 for the same period in 1996 resulting in a $17,788 increase, or 7%. This increase was due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 11%, from $23,145 for the six months ended June 30, 1996 to $20,529 for the same period in 1997.

Depletion was $94,434 for the six months ended June 30, 1997 compared to $104,527 for the same period in 1996. This represented a decrease in depletion of $10,093, or 10%, primarily attributable to a decline in oil production of 4,118 barrels for the six months ended June 30, 1997, as compared to the same period in 1996.

A loss on abandonment of $1,221 was recognized during the six months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. Abandoned property costs associated with the abandonment of this well totaled $420.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 19% to $304,753 from $376,815 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and declines in the average prices received per barrel of oil and mcf of gas. For the three months ended June 30, 1997, 12,438 barrels of oil were sold compared to 13,864 for the same period in 1996, a decrease of 1,426 barrels, or 10%. For the three months ended June 30, 1997, 26,861 mcf of gas were sold compared to 29,116 for the same period in 1996, a decrease of 2,255 mcf, or 8%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $2.53, or 12%, from $21.57 for the three months ended June 30, 1996 to $19.04 for the same period in 1997. The average price received per mcf of gas decreased 5% from $2.67 during the three months ended June 30, 1996 to $2.53 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $187,827 for the three months ended June 30, 1997 as compared to $195,402 for the same period in 1996, a decrease of $7,575, or 4%. This decrease was due to declines in depletion, G&A, loss on abandonment, and abandoned property costs, offset by an increase in production costs.

Production costs were $132,923 for the three months ended June 30, 1997 and $132,132 for the same period in 1996 resulting in a $791 increase. This increase was primarily due to additional well repair and maintenance costs incurred in an effort to stimulate well production, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 24% from $11,978 for the three months ended June 30, 1996 to $9,143 for the same period in 1997.

Depletion was $45,761 for the three months ended June 30, 1997 compared to $49,651 for the same period in 1996. This represented a decrease in depletion of $3,890, or 8%, attributable to a decline in oil production of 1,426 barrels for the three months ended June 30, 1997 from the same period in 1996.

A loss on abandonment of $1,221 was recognized during the three months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. Abandoned property costs associated with the abandonment of this well totaled $420.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $52,928 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was due to a decline in production costs paid and an increase in oil and gas sales receipts, offset by higher G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities for the six months ended June 30, 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $515,640 of which $5,156 was distributed to the managing general partner and $510,484 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $422,690 of which $4,226 was distributed to the managing general partner and $418,464 to the limited partners.

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


                                           PARKER & PARSLEY 91-B, L.P.

                                      By:  Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), Managing General Partner




Dated:  August 8, 1997                By:  /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Controller of PPUSA