Form 10-Q
period 1997-09-30
PARKER & PARSLEY 91-B LP
filed 1997-11-13
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                           Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   .......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996....................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997....................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996.................................    6

           Notes to Financial Statements.................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    7



                                       Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................   10


           27.   Financial Data Schedule

           Signatures....................................................   11

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements

                                                  BALANCE SHEETS


                                                    September 30,  December 31,
                                                        1997           1996
                                                    -------------  ------------
                 ASSETS                              (Unaudited)

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $221,686 at September 30
     and $236,894 at December 31                    $   221,805    $   237,013
   Accounts receivable - oil and gas sales              128,522        225,511
                                                     ----------     ----------
           Total current assets                         350,327        462,524
                                                     ----------     ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method               9,693,885      9,696,907
Accumulated depletion                                (7,248,666)    (7,107,967)
                                                     ----------     ----------

           Net oil and gas properties                 2,445,219      2,588,940
                                                     ----------     ----------

                                                    $ 2,795,546    $ 3,051,464
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    52,636    $    20,648
Partners' capital:
   Managing general partner                              24,396         27,275
   Limited partners (11,249 interests)                2,718,514      3,003,541
                                                     ----------     ----------

                                                      2,742,910      3,030,816
                                                     ----------     ----------

                                                    $ 2,795,546    $ 3,051,464
                                                     ==========     ==========



The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended        Nine months ended
                                    September 30,            September 30,
                             ------------------------  ------------------------
                                   1997        1996         1997       1996
                             -----------  -----------  -----------  -----------

Revenues:
  Oil and gas                $  284,123   $  388,878   $  950,925   $1,137,930
  Interest                        3,437        3,436        9,877        9,204
  Gain (loss) on
     disposition of assets        7,879          -          7,879       (1,221)
                              ---------    ---------    ---------    ---------
                                295,439      392,314      968,681    1,145,913
                              ---------    ---------    ---------    ---------

Costs and expenses:
  Oil and gas production        126,988      106,720      388,153      350,097
  General and administrative      9,764       12,028       30,293       35,173
  Depletion                      46,265       46,346      140,699      150,873
  Abandoned property                -             22          -            442
                              ---------    ---------    ---------    ---------
                                183,017      165,116      559,145      536,585
                              ---------    ---------    ---------    ---------

Net income                   $  112,422   $  227,198   $  409,536   $  609,328
                              =========    =========    =========    =========

Allocation of net income:
  Managing general partner   $    1,124   $    2,272   $    4,095   $    6,093
                              =========    =========    =========    =========

  Limited partners           $  111,298   $  224,926   $  405,441   $  603,235
                              =========    =========    =========    =========
Net income per limited
  partnership interest       $     9.89   $    20.00   $    36.04   $    53.63
                              =========    =========    =========    =========
Distribution per limited
  partnership interest       $    16.00   $    21.00   $    61.38   $    58.20
                              =========    =========    =========    =========









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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                   -----------    ------------    ------------

Balance at January 1, 1997         $   27,275     $ 3,003,541     $ 3,030,816

    Distributions                      (6,974)       (690,468)       (697,442)

    Net income                          4,095         405,441         409,536
                                    ---------      ----------      ----------

Balance at September 30, 1997      $   24,396     $ 2,718,514     $ 2,742,910
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Nine months ended
                                                              September 30,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
Cash flows from operating activities:

   Net income                                           $ 409,536    $ 609,328
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depletion                                          140,699      150,873
       (Gain) loss on disposition of assets                (7,879)       1,221
   Changes in assets and liabilities:
       Decrease in accounts receivable                     96,989        3,130
       Increase (decrease) in accounts payable             31,988      (22,795)
                                                         --------     --------

         Net cash provided by operating activities        671,333      741,757
                                                         --------     --------

Cash flows from investing activities:

   Additions to oil and gas properties                        -         (1,983)
   Proceeds from disposition of assets                     10,901           54
                                                         --------     --------

         Net cash provided by (used in)
           investing activities                            10,901       (1,929)
                                                         --------     --------

Cash flows from financing activities:

   Cash distributions to partners                        (697,442)    (661,305)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents      (15,208)      78,523
Cash and cash equivalents at beginning of period          237,013      189,076
                                                         --------     --------

Cash and cash equivalents at end of period              $ 221,805    $ 267,599
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.   Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 91-B, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a year. Certain reclassifications have been made to prior period financial statements to conform to the 1997 financial presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 W. Wall, Suite 101, Midland, Texas 79701.

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Petroleum U.S.A. Inc., ("PPUSA"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPUSA was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPUSA's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with  nine months ended
   September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 16% to $950,925 from $1,137,930 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decline in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 37,169 barrels of oil were sold compared to 43,860 for the same period in 1996, a decrease of 6,691 barrels, or 15%. For the nine months ended September 30, 1997, 81,652 mcf of gas were sold compared to 93,692 for the same period in 1996, a decrease of 12,040 mcf, or 13%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.75 for the nine months ended September 30, 1996 to $20.05 for the same period in 1997, while the average price received per mcf of gas increased 4% from $2.43 during the nine months ended September 30, 1996 to $2.52 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Gain on disposition of assets of $7,879, recognized during the nine months ended September 30, 1997, resulted from proceeds received on the sale of mineral rights on an undeveloped property. For the same period ended September 30, 1996, a loss on disposition of assets of $1,221 resulted from the abandonment of a saltwater disposal well.

Costs and Expenses:

Total costs and expenses increased to $559,145 for the nine months ended September 30, 1997 as compared to $536,585 for the same period in 1996, an increase of $22,560, or 4%. This increase was due to an increase in production costs, offset by decreases in depletion, general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $388,153 for the nine months ended September 30, 1997 and $350,097 for the same period in 1996, resulting in a $38,056 increase, or 11%. The increase was primarily due to additional well maintenance costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 14% from $35,173 for the nine months ended September 30, 1996 to $30,293 for the same period in 1997.

Depletion was $140,699 for the nine months ended September 30, 1997 compared to $150,873 for the same period in 1996, representing a decrease of $10,174, or 7%. This decrease was primarily attributable to a decline in oil production of 6,691 barrels, for the nine months ended September 30, 1997 as compared to the same period in 1996 offset by a decrease in oil reserves during 1997 as a result of lower commodity prices.

Abandoned property costs associated with the abandonment of one saltwater disposal well during the nine months ended September 30, 1996 totaled $442.

Three months ended September 30, 1997 compared with three months ended
   September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 27% to $284,123 from $388,878 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and lower average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1997, 11,861 barrels of oil were sold compared to 14,434 for the same period in 1996, a decrease of 2,573 barrels, or 18%. For the three months ended September 30, 1997, 29,045 mcf of gas were sold compared to 32,896 for the same period in 1996, a decrease of 3,851 mcf, or 12%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.05, or 14%, from $21.60 for the three months ended September 30, 1996 to $18.55 for the same period in 1997. The average price received per mcf of gas decreased 6% from $2.34 during the three months ended September 30, 1996 to $2.21 in 1997.

Gain on disposition of assets of $7,879, recognized during the three months ended September 30, 1997, resulted from proceeds received on the sale of mineral rights on an undeveloped property.

Costs and Expenses:

Total costs and expenses increased to $183,017 for the three months ended September 30, 1997 as compared to $165,116 for the same period in 1996, an increase of $17,901, or 11%. This increase was due to an increase in production costs, offset by decreases in G&A, depletion and abandoned property costs.

Production costs were $126,988 for the three months ended September 30, 1997 and $106,720 for the same period in 1996, resulting in a $20,268 increase, or 19%. This increase was primarily due to additional well maintenance costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 19% from $12,028 for the three months ended September 30, 1996 to $9,764 for the same period in 1997.

Depletion was $46,265 for the three months ended September 30, 1997 compared to $46,346 for the same period in 1996, representing a decrease of $81. This decrease was primarily attributable to a decline in oil production of 2,573 barrels for the three months ended September 30, 1997 as compared to the same period in 1996, offset by a decrease in oil reserves during the third quarter of 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $70,424 during the nine months ended September 30, 1997 from the same period in 1996, resulting from a decrease in oil and gas sales receipts, offset by decreases in G&A and production costs paid.

Net Cash Provided By (Used in) Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 1997 and 1996 included expenditures related to the replacement or disposal of equipment on various oil and gas properties.

Proceeds of $7,879 were received during the nine months ended September 30, 1997 from the sale of mineral rights on an undeveloped property.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $697,442 of which $6,974 was distributed to the managing general partner and $690,468 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $661,305 of which $6,613 was distributed to the managing general partner and $654,692 to the limited partners.

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


                                          PARKER & PARSLEY 91-B, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 13, 1996        By:       Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Controller