Form 10-Q
period 1998-06-30
PARKER & PARSLEY 91-B LP
filed 1998-08-05
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997  ....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   11

           27.1   Financial Data Schedule

           Signatures................................................   12

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   ------------    ------------
                 ASSETS                            (Unaudited)

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $181,208 at June 30
     and $199,947 at December 31                   $    181,383    $    200,122
  Accounts receivable - oil and gas sales               105,297         136,917
                                                    -----------     -----------
        Total current assets                            286,680         337,039
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                9,709,813       9,704,606
Accumulated depletion                                (7,721,763)     (7,616,837)
                                                    -----------     -----------
        Net oil and gas properties                    1,988,050       2,087,769
                                                    -----------     -----------
                                                   $  2,274,730    $  2,424,808
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     37,891    $     27,110

Partners' capital:
  Managing general partner                               19,335          20,944
  Limited partners (11,249 interests)                 2,217,504       2,376,754
                                                    -----------     -----------
                                                      2,236,839       2,397,698
                                                    -----------     -----------
                                                   $  2,274,730    $  2,424,808
                                                    ===========     ===========



   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 217,358   $ 304,753   $ 472,291   $ 666,802
   Interest                           2,796       3,567       5,661       6,440
   Gain on disposition of assets        -           -           197         -
                                   --------    --------    --------    --------
                                    220,154     308,320     478,149     673,242
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           116,127     132,923     236,766     261,165
   General and administrative         6,826       9,143      15,831      20,529
   Depletion                         51,338      45,761     104,926      94,434
                                   --------    --------    --------    --------
                                    174,291     187,827     357,523     376,128
                                   --------    --------    --------    --------
Net income                        $  45,863   $ 120,493   $ 120,626   $ 297,114
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $     458   $   1,205   $   1,206   $   2,971
                                   ========    ========    ========    ========
   Limited partners               $  45,405   $ 119,288   $ 119,420   $ 294,143
                                   ========    ========    ========    ========
Net income per limited
   partnership interest           $    4.04   $   10.61   $   10.62   $   26.15
                                   ========    ========    ========    ========
Net distribution per limited
   partnership interest           $    9.83   $   19.58   $   24.77   $   45.38
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                        Managing
                                        general       Limited
                                        partner       partners         Total
                                       ---------     ----------     ----------

Balance at January 1, 1998             $  20,944     $2,376,754     $2,397,698

    Distributions                         (2,815)      (278,670)      (281,485)

    Net income                             1,206        119,420        120,626
                                        --------      ---------      ---------

Balance at June 30, 1998               $  19,335     $2,217,504     $2,236,839
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  120,626    $  297,114
   Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depletion                                        104,926        94,434
        Gain on disposition of assets                       (197)          -
   Changes in assets and liabilities:
        Accounts receivable                               31,620        96,910
        Accounts payable                                  10,781        17,244
                                                       ---------     ---------
        Net cash provided by operating activities        267,756       505,702
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (5,207)          -
   Proceeds from asset dispositions                          197         5,898
                                                       ---------     ---------
        Net cash provided by (used in)
          investing activities                            (5,010)        5,898
                                                       ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                       (281,485)     (515,640)
                                                       ---------     ---------
Net decrease in cash and cash equivalents                (18,739)       (4,040)
Cash and cash equivalents at beginning of period         200,122       237,013
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  181,383    $  232,973
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 29% to $472,291 from $666,802 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 25,379 barrels of oil, 8,090 barrels of natural gas liquids ("NGLs") and 34,026 mcf of gas were sold, or 39,140 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 25,308 barrels of oil and 52,607 mcf of gas were sold, or 34,076 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.49, or 31%, from $20.75 for the six months ended June 30, 1997 to $14.26 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.32. The average price received per mcf of gas decreased 44% from $2.69 during the six months ended June 30, 1997 to $1.51 for the same period in 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $197, received during the six months ended June 30, 1998, was due to the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $357,523 for the six months ended June 30, 1998 as compared to $376,128 for the same period in 1997, a decrease of $18,605, or 5%. This decrease was due to declines in production costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $236,766 for the six months ended June 30, 1998 and $261,165 for the same period in 1997 resulting in a $24,399 decrease, or 9%. This decrease was due to lower well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 23%, from $20,529 for the six months ended June 30, 1997 to $15,831 for the same period in 1998.

Depletion was $104,926 for the six months ended June 30, 1998 compared to $94,434 for the same period in 1997. This represented an increase in depletion of $10,492, or 11%. This increase was primarily attributable to a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting

Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 29% to $217,358 from $304,753 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 11,963 barrels of oil, 4,057 barrels of NGLs and 16,594 mcf of gas were sold, or 18,786 BOEs. For the three months ended June 30, 1997, 12,438 barrels of oil and 26,861 mcf of gas were sold, or 16,915 BOEs.

The average price received per barrel of oil decreased $5.48, or 29%, from $19.04 for the three months ended June 30, 1997 to $13.56 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.41. The average price received per mcf of gas decreased 40% from $2.53 during the three months ended June 30, 1997 to $1.51 in 1998.

Costs and Expenses:

Total costs and expenses decreased to $174,291 for the three months ended June 30, 1998 as compared to $187,827 for the same period in 1997, a decrease of $13,536, or 7%. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $116,127 for the three months ended June 30, 1998 and $132,923 for the same period in 1997 resulting in a $16,796 decrease, or 13%. This decrease was due to lower well maintenance costs and a decline in production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 25% from $9,143 for the three months ended June 30, 1997 to $6,826 for the same period in 1998.

Depletion was $51,338 for the three months ended June 30, 1998 compared to $45,761 for the same period in 1997. This represented an increase in depletion of $5,577, or 12%. This increase was primarily attributable to a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in oil production of 475 barrels for the three months ended June 30, 1998 compared to the same period in 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $237,946 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts, offset by a decrease in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities for the six months ended June 30, 1998 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $197 were received during the six months ended June 30, 1998 from salvage income on one saltwater disposal well that was plugged and abandoned in a prior year. Proceeds of $5,898 received during the six months ended June 30, 1997 were related to equipment credits in various active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $281,485 of which $2,815 was distributed to the managing general partner and $278,670 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $515,640 of which $5,156 was distributed to the managing general partner and $510,484 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 91-B, L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  August 5, 1998             By:     /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer