Form 10-Q
period 1999-06-30
PARKER & PARSLEY 91-B LP
filed 1999-08-09
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7

                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   12

           27.1   Financial Data Schedule

           Signatures.................................................   13

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1999            1998
                                                  -----------     -----------
                 ASSETS                             (Unaudited)

Current assets:
  Cash                                            $   164,394     $   165,231
  Accounts receivable - oil and gas sales             168,967          97,159
                                                   ----------      ----------
        Total current assets                          333,361         262,390
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              9,739,820       9,728,987
Accumulated depletion                              (8,267,369)     (8,171,041)
                                                   ----------      ----------
        Net oil and gas properties                  1,472,451       1,557,946
                                                   ----------      ----------
                                                  $ 1,805,812     $ 1,820,336
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    35,581     $    18,255

Partners' capital:
  Managing general partner                             14,669          14,988
  Limited partners (11,249 interests)               1,755,562       1,787,093
                                                   ----------      ----------
                                                    1,770,231       1,802,081
                                                   ----------      ----------
                                                  $ 1,805,812     $ 1,820,336
                                                   ==========      ==========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                    Three months ended       Six months ended
                                         June 30,                 June 30,
                                  ---------------------   ---------------------
                                     1999       1998         1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 257,398   $ 217,358   $ 432,995   $ 472,291
   Interest                           2,096       2,796       3,859       5,661
   Gain on disposition of assets        -           -           -           197
                                   --------    --------    --------    --------
                                    259,494     220,154     436,854     478,149
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           107,455     116,127     220,490     236,766
   General and administrative        20,376       6,826      26,994      15,831
   Depletion                         30,011      51,338      96,328     104,926
                                   --------    --------    --------    --------
                                    157,842     174,291     343,812     357,523
                                   --------    --------    --------    --------
Net income                        $ 101,652   $  45,863   $  93,042   $ 120,626
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $   1,016   $     458   $     930   $   1,206
                                   ========    ========    ========    ========
   Limited partners               $ 100,636   $  45,405   $  92,112   $ 119,420
                                   ========    ========    ========    ========
Net income per limited
   partnership interest           $    8.95   $    4.04   $    8.19   $   10.62
                                   ========    ========    ========    ========
Net distribution per limited
   partnership interest           $    7.04   $    9.83   $   10.99   $   24.77
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 1999           $  14,988     $1,787,093     $1,802,081

    Distributions                       (1,249)      (123,643)      (124,892)

    Net income                             930         92,112         93,042
                                      --------      ---------      ---------

Balance at June 30, 1999             $  14,669     $1,755,562     $1,770,231
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $   93,042    $  120,626
   Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depletion                                         96,328       104,926
        Gain on disposition of assets                        -            (197)
   Changes in assets and liabilities:
        Accounts receivable                              (71,808)       31,620
        Accounts payable                                  17,326        10,781
                                                       ---------     ---------
        Net cash provided by operating activities        134,888       267,756
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                   (10,833)       (5,207)
   Proceeds from asset dispositions                          -             197
                                                       ---------     ---------
        Net cash used in investing activities            (10,833)       (5,010)
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (124,892)     (281,485)
                                                       ---------     ---------
Net decrease in cash                                        (837)      (18,739)
Cash at beginning of period                              165,231       200,122
                                                       ---------     ---------
Cash at end of period                                 $  164,394    $  181,383
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)



Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 8% to $432,995 from $472,291 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decline in production. For the six months ended June 30, 1999, 22,852 barrels of oil, 9,001 barrels of natural gas liquids ("NGLs") and 35,912 mcf of gas were sold, or 37,838 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 25,379 barrels of oil, 8,090 barrels of NGLs and 34,026 mcf of gas were sold, or 39,140 BOEs.

The average price received per barrel of oil decreased 3% from $14.26 for the six months ended June 30, 1998 to $13.79 for the same period in 1999. The average price received per barrel of NGLs increased 4% from $7.32 during the six months ended June 30, 1998 to $7.60 for the same period in 1999. The average price received per mcf of gas decreased 9% from $1.51 during the six months ended June 30, 1998 to $1.38 for the same period in 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $197, received during the six months ended June 30, 1998, was due to the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $343,812 for the six months ended June 30, 1999 as compared to $357,523 for the same period in 1998, a decrease of $13,711, or 4%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $220,490 for the six months ended June 30, 1999 and $236,766 for the same period in 1998 resulting in a $16,276 decrease, or 7%. This decrease was due to lower well maintenance costs, production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel costs. During this period, G&A increased, in aggregate, 71%, from $15,831 for the six months ended June 30, 1998 to $26,994 for the same period in 1999.

Depletion was $96,328 for the six months ended June 30, 1999 compared to $104,926 for the same period in 1998, a decrease of $8,598, or 8%. This decrease was primarily due to a reduction in oil production of 2,527 barrels for the six months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 18% to $257,398 from $217,358 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 1999, 11,233 barrels of oil, 5,338 barrels of NGLs and 19,363 mcf of gas were sold, or 19,798 BOEs. For the three months ended June 30, 1998, 11,963 barrels of oil, 4,057 barrels of NGLs and 16,594 mcf of gas were sold, or 18,786 BOEs.

The average price received per barrel of oil increased $2.46, or 18%, from $13.56 for the three months ended June 30, 1998 to $16.02 for the same period in 1999. The average price received per barrel of NGLs increased $1.49, or 20%, from $7.41 during the three months ended June 30, 1998 to $8.90 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.51 during the three months ended June 30, 1998 to $1.55 in 1999.

Costs and Expenses:

Total costs and expenses decreased to $157,842 for the three months ended June 30, 1999 as compared to $174,291 for the same period in 1998, a decrease of $16,449, or 9%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $107,455 for the three months ended June 30, 1999 and $116,127 for the same period in 1998 resulting in an $8,672 decrease, or 7%. This decrease was due to lower well maintenance costs and a decline in ad valorem taxes, offset by an increase in production taxes.

During this period, G&A increased from $6,826 for the three months ended June 30, 1998 to $20,376 for the same period in 1999.

Depletion was $30,011 for the three months ended June 30, 1999 compared to $51,338 for the same period in 1998, a decrease of $21,327, or 42%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 730 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $132,868 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts and an increase in G&A expenses paid, offset by a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities for the six months ended June 30, 1999 and 1998 were related to the replacement of oil and gas equipment on active properties.

Proceeds from asset dispositions of $197 were received during the six months ended June 30, 1998 from salvage income on one saltwater disposal well that was plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $124,892 of which $1,249 was distributed to the managing general partner and $123,643 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $281,485 of which $2,815 was distributed to the managing general partner and $278,670 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                           PARKER & PARSLEY 91-B, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  August 6, 1999            By:      /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer