Form 10-Q
period 1999-09-30
PARKER & PARSLEY 91-B LP
filed 1999-11-10
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998.....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1999...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   12

            27.1   Financial Data Schedule

            Signatures...............................................   13

                                            PARKER & PARSLEY 91-B, L.P.
                                         (A Delaware Limited Partnership)

                                           Part I. Financial Information

Item 1.    Financial Statements

                                                  BALANCE SHEETS


                                                   September 30,   December 31,
                                                       1999            1998
                                                   ------------    -----------
                 ASSETS                            (Unaudited)

Current assets:
   Cash                                            $   208,743     $   165,231
   Accounts receivable - oil and gas sales             169,187          97,159
                                                    ----------      ----------
           Total current assets                        377,930         262,390
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              9,747,384       9,728,987
Accumulated depletion                               (8,292,106)     (8,171,041)
                                                    ----------      ----------
           Net oil and gas properties                1,455,278       1,557,946
                                                    ----------      ----------
                                                   $ 1,833,208     $ 1,820,336
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    50,937     $    18,255

Partners' capital:
   Managing general partner                             14,790          14,988
   Limited partners (11,249 interests)               1,767,481       1,787,093
                                                    ----------      ----------
                                                     1,782,271       1,802,081
                                                    ----------      ----------
                                                   $ 1,833,208     $ 1,820,336
                                                    ==========      ==========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Nine months ended
                                        September 30,          September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 322,197   $ 198,537   $ 755,192   $ 670,828
  Interest                            2,759       2,832       6,618       8,493
  Gain on disposition of assets         -           -           -           197
                                   --------    --------    --------    --------
                                    324,956     201,369     761,810     679,518
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            109,839     118,027     330,329     354,793
  General and administrative         24,341       6,012      51,335      21,843
  Depletion                          24,737      50,114     121,065     155,040
                                   --------    --------    --------    --------
                                    158,917     174,153     502,729     531,676
                                   --------    --------    --------    --------
Net income                        $ 166,039   $  27,216   $ 259,081   $ 147,842
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,661   $     272   $   2,591   $   1,478
                                   ========    ========    ========    ========
  Limited partners                $ 164,378   $  26,944   $ 256,490   $ 146,364
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   14.61   $    2.39   $   22.80   $   13.01
                                   ========    ========    ========    ========
Distribution per limited
  partnership interest            $   13.55   $    6.86   $   24.54   $   31.63
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $   14,988     $1,787,093     $1,802,081

    Distributions                         (2,789)      (276,102)      (278,891)

    Net income                             2,591        256,490        259,081
                                       ---------      ---------      ---------

Balance at September 30, 1999         $   14,790     $1,767,481     $1,782,271
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

                                            PARKER & PARSLEY 91-B, L.P.
                                         (A Delaware Limited Partnership)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)



                                                       Nine months ended
                                                         September 30,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ----------
Cash flows from operating activities:
   Net income                                      $  259,081     $  147,842
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depletion                                     121,065        155,040
        Gain on disposition of assets                     -             (197)
   Changes in assets and liabilities:
        Accounts receivable                           (72,028)        34,154
        Accounts payable                               32,682         20,066
                                                    ---------      ---------
            Net cash provided by operating
              activities                              340,800        356,905
                                                    ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                (18,397)       (15,771)
   Proceeds from asset dispositions                       -              197
                                                    ---------      ---------
            Net cash used in investing
              activities                              (18,397)       (15,574)
                                                    ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                    (278,891)      (359,413)
                                                    ---------      ---------
Net increase (decrease) in cash                        43,512        (18,082)
Cash at beginning of period                           165,231        200,122
                                                    ---------      ---------
Cash at end of period                              $  208,743     $  182,040
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Nine months ended September 30, 1999 compared with  nine months ended
   September 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 13% to $755,192 from $670,828 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 1999, 34,451 barrels of oil, 14,022 barrels of natural gas liquids ("NGLs") and 54,447 mcf of gas were sold, or 57,548 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 36,833 barrels of oil, 12,885 barrels of NGLs and 51,578 mcf of gas were sold, or 58,314 BOEs.

The average price received per barrel of oil increased $2.20, or 16%, from $13.72 for the nine months ended September 30, 1998 to $15.92 for the same period in 1999. The average price received per barrel of NGLs increased $1.95, or 28%, from $6.90 during the nine months ended September 30, 1998 to $8.85 for the same period in 1999. The average price received per mcf of gas increased 2% from $1.49 during the nine months ended September 30, 1998 to $1.52 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $502,729 for the nine months ended September 30, 1999 as compared to $531,676 for the same period in 1998, a decrease of $28,947, or 5%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $330,329 for the nine months ended September 30, 1999 and $354,793 for the same period in 1998, resulting in a $24,464 decrease, or 7%. The decrease was primarily due to lower ad valorem taxes and well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $21,843 for the nine months ended September 30, 1998 to $51,335 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services and monitoring services as compared to the 1998 tax services and monitoring services which were paid during the first nine months of 1999.

Depletion was $121,065 for the nine months ended September 30, 1999 compared to $155,040 for the same period in 1998, representing a decrease of $33,975, or 22%. This decrease was the result of an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices, a reduction in oil production of 2,382 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
   30, 1998

Revenues:

The Partnership's oil and gas revenues increased 62% to $322,197 from $198,537 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 11,599 barrels of oil, 5,021 barrels of NGLs and 18,535 mcf of gas were sold, or 19,709 BOEs. For the three months ended September 30, 1998, 11,454 barrels of oil, 4,794 barrels of NGLs and 17,552 mcf of gas were sold, or 19,173 BOEs.

The average price received per barrel of oil increased $7.57, or 60%, from $12.53 for the three months ended September 30, 1998 to $20.10 for the same period in 1999. The average price received per barrel of NGLs increased $4.91, or 79%, from $6.19 during the three months ended September 30, 1998 to $11.10 for the same period in 1999. The average price received per mcf of gas increased 24% from $1.45 during the three months ended September 30, 1998 to $1.80 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $158,917 for the three months ended September 30, 1999 as compared to $174,153 for the same period in 1998, a decrease of $15,236, or 9%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $109,839 for the three months ended September 30, 1999 and $118,027 for the same period in 1998, resulting in an $8,188 decrease, or 7%. This decrease was due to lower ad valorem taxes and well maintenance costs, offset by an increase in production taxes.

During this period, G&A increased from $6,012 for the three months ended September 30, 1998 to $24,341 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services and monitoring services as compared to the 1998 tax services and monitoring services which were paid during the first nine months of 1999.

Depletion was $24,737 for the three months ended September 30, 1999 compared to $50,114 for the same period in 1998, representing a decrease of $25,377, or 51%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998, offset by an increase in oil production of 145 barrels for the three months ended September 30, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $16,105 during the nine months ended September 30, 1999 from the same period in 1998. The decrease was primarily due to a $23,693 decline in oil and gas sales receipts and a $10,366 increase in G&A expenses paid, offset by a $17,954 decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 1999 and 1998 included expenditures related to the replacement of equipment on various oil and gas properties.

Proceeds from asset dispositions of $197 were received during the nine months ended September 30, 1998 from salvage income on one saltwater disposal well that was plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $278,891 of which $2,789 was distributed to the managing general partner and $276,102 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $359,413 of which $3,594 was distributed to the managing general partner and $355,819 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 91-B, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 10, 1999         By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer