Form 10-Q
period 2000-06-30
PARKER & PARSLEY 91-B LP
filed 2000-08-10
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-38582-02

                           PARKER & PARSLEY 91-B, L.P.
             (Exact name of Registrant as specified in its charter)


                 Delaware                                   75-2397335
   -----------------------------------------           --------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                      Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.....................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999.................................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           27.1   Financial Data Schedule

           Signatures...............................................   11

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS


                                                     June 30,     December 31,
                                                       2000          1999
                                                   -----------    -----------
                 ASSETS                            (Unaudited)
                 ------
Current assets:
  Cash                                             $   251,017    $   213,165
  Accounts receivable - oil and gas sales              258,586        197,204
                                                    ----------     ----------
        Total current assets                           509,603        410,369
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,755,380      9,748,898
Accumulated depletion                               (8,357,474)    (8,315,464)
                                                    ----------     ----------
        Net oil and gas properties                   1,397,906      1,433,434
                                                    ----------     ----------
                                                   $ 1,907,509    $ 1,843,803
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    50,319    $    37,188

Partners' capital:
  Managing general partner                              15,540         15,034
  Limited partners (11,249 interests)                1,841,650      1,791,581
                                                    ----------     ----------
                                                     1,857,190      1,806,615
                                                    ----------     ----------
                                                   $ 1,907,509    $ 1,843,803
                                                    ==========     ==========




   The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                   Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                    2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 500,753   $ 257,398   $ 954,341   $ 432,995
   Interest                           4,261       2,096       7,470       3,859
   Gain on disposition of assets      2,273         -         2,273         -
                                   --------    --------    --------    --------
                                    507,287     259,494     964,084     436,854
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           134,063     107,455     280,019     220,490
   General and administrative        26,259      20,376      37,463      26,994
   Depletion                         20,045      30,011      42,010      96,328
                                   --------    --------    --------    --------
                                    180,367     157,842     359,492     343,812
                                   --------    --------    --------    --------
Net income                        $ 326,920   $ 101,652   $ 604,592   $  93,042
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $   3,269   $   1,016   $   6,046   $     930
                                   ========    ========    ========    ========
   Limited partners               $ 323,651   $ 100,636   $ 598,546   $  92,112
                                   ========    ========    ========    ========
Net income per limited
   partnership interest           $   28.77   $    8.95   $   53.21   $    8.19
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 2000            $   15,034     $1,791,581     $1,806,615

    Distributions                         (5,540)      (548,477)      (554,017)

    Net income                             6,046        598,546        604,592
                                       ---------      ---------      ---------

Balance at June 30, 2000              $   15,540     $1,841,650     $1,857,190
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
   Net income                                        $  604,592    $   93,042
   Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depletion                                        42,010        96,328
        Gain on disposition of assets                    (2,273)          -
   Changes in assets and liabilities:
        Accounts receivable                             (61,382)      (71,808)
        Accounts payable                                 13,131        17,326
                                                      ---------     ---------
        Net cash provided by operating activities       596,078       134,888
                                                      ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                   (6,482)      (10,833)
   Proceeds from asset dispositions                       2,273           -
                                                      ---------     ---------
        Net cash used in investing activities            (4,209)      (10,833)
                                                      ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                      (554,017)     (124,892)
                                                      ---------     ---------
Net increase (decrease) in cash                          37,852          (837)
Cash at beginning of period                             213,165       165,231
                                                      ---------     ---------
Cash at end of period                                $  251,017    $  164,394
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
   June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 120% to $954,341 for the six months ended June 30, 2000 as compared to $432,995 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the six months ended June 30, 2000, 24,467 barrels of oil, 11,016 barrels of natural gas liquids ("NGLs") and 42,828 mcf of gas were sold, or 42,621 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 22,852 barrels of oil, 9,001 barrels of NGLs and 35,912 mcf of gas were sold, or 37,838 BOEs.

The average price received per barrel of oil increased $14.79, or 107%, from $13.79 for the six months ended June 30, 1999 to $28.58 for the same period in 2000. The average price received per barrel of NGLs increased $7.24, or 95%, from $7.60 during the six months ended June 30, 1999 to $14.84 for the same period in 2000. The average price received per mcf of gas increased 55% from $1.38 during the six months ended June 30, 1999 to $2.14 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $2,273 was recognized during the six months ended June 30, 2000 from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $359,492 for the six months ended June 30, 2000 as compared to $343,812 for the same period in 1999, an increase of $15,680, or 5%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $280,019 for the six months ended June 30, 2000 and $220,490 for the same period in 1999 resulting in a $59,529 increase, or 27%. This increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance and workover costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 39% from $26,994 for the six months ended June 30, 1999 to $37,463 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $42,010 for the six months ended June 30, 2000 compared to $96,328 for the same period in 1999, a decrease of $54,318, or 56%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 1,615 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 95% to $500,753 for the three months ended June 30, 2000 as compared to $257,398 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 2000, 12,405 barrels of oil, 6,040 barrels of NGLs and 23,026 mcf of gas were sold, or 22,283 BOEs. For the three months ended June 30, 1999, 11,233 barrels of oil, 5,338 barrels of NGLs and 19,363 mcf of gas were sold, or 19,798 BOEs.

The average price received per barrel of oil increased $12.60, or 79%, from $16.02 for the three months ended June 30, 1999 to $28.62 for the same period in 2000. The average price received per barrel of NGLs increased $5.71, or 64%, from $8.90 during the three months ended June 30, 1999 to $14.61 for the same period in 2000. The average price received per mcf of gas increased 61% from $1.55 during the three months ended June 30, 1999 to $2.50 in 2000.

Costs and Expenses:

Total costs and expenses increased to $180,367 for the three months ended June 30, 2000 as compared to $157,842 for the same period in 1999, an increase of $22,525, or 14%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $134,063 for the three months ended June 30, 2000 and $107,455 for the same period in 1999 resulting in a $26,608 increase, or 25%. This increase was due to higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

During this period, G&A increased, in aggregate, 29% from $20,376 for the three months ended June 30, 1999 to $26,259 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $20,045 for the three months ended June 30, 2000 compared to $30,011 for the same period in 1999, a decrease of $9,966, or 33%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices, offset by an increase in oil production of 1,172 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $461,190 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas sales receipts of $535,383, offset by increases in operating costs paid of $62,205 and G&A expenses paid of $11,988.

Net Cash Used in Investing Activities

The Partnership's investing activities for the six months ended June 30, 2000 and 1999 were related to upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $2,273 incurred during the six months ended June 30, 2000 were related to equipment credits on an active well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $554,017, of which $5,540 was distributed to the managing general partner and $548,477 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $124,892, of which $1,249 was distributed to the managing general partner and $123,643 to the limited partners.

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

                                          PARKER & PARSLEY 91-B, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  August 10, 2000          By:      /s/ Rich Dealy
                                          ---------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer