Form 10-Q
period 2000-09-30
PARKER & PARSLEY 91-B LP
filed 2000-11-09
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-38582-02


                           PARKER & PARSLEY 91-B, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                          Delaware                            75-2397335
           -----------------------------------------     ---------------------
               (State or other jurisdiction of              (I.R.S. Employer
                incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           27.1   Financial Data Schedule

           Signatures...............................................   11

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS
                                                 September 30,    December 31,
                                                     2000             1999
                                                 ------------     ------------
                 ASSETS                          (Unaudited)
                 ------

Current assets:
   Cash                                          $    252,127     $    213,165
   Accounts receivable - oil and gas sales            283,005          197,204
                                                  -----------      -----------
           Total current assets                       535,132          410,369
                                                  -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             9,756,912        9,748,898
Accumulated depletion                              (8,375,734)      (8,315,464)
                                                  -----------      -----------
           Net oil and gas properties               1,381,178        1,433,434
                                                  -----------      -----------
                                                 $  1,916,310     $  1,843,803
                                                  ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                  $     58,619     $     37,188

Partners' capital:
   Managing general partner                            15,545           15,034
   Limited partners (11,249 interests)              1,842,146        1,791,581
                                                  -----------      -----------
                                                    1,857,691        1,806,615
                                                  -----------      -----------
                                                 $  1,916,310     $  1,843,803
                                                  ===========      ===========


The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three months ended         Nine months ended
                                           September 30,              September 30,
                                      ----------------------    -----------------------
                                         2000         1999         2000          1999
                                      ---------    ---------    ----------    ---------
Revenues:
  Oil and gas                         $ 560,600    $ 322,197    $1,514,941    $ 755,192
  Interest                                5,907        2,759        13,377        6,618
  Gain on disposition of assets             -            -           2,273          -
                                       --------     --------     ---------     --------
                                        566,507      324,956     1,530,591      761,810
                                       --------     --------     ---------     --------
Costs and expenses:
  Oil and gas production                144,855      109,839       424,874      330,329
  General and administrative             17,415       24,341        54,878       51,335
  Depletion                              18,260       24,737        60,270      121,065
                                       --------     --------     ---------     --------
                                        180,530      158,917       540,022      502,729
                                       --------     --------     ---------     --------
Net income                            $ 385,977    $ 166,039    $  990,569    $ 259,081
                                       ========     ========     =========     ========
Allocation of net income:
  Managing general partner            $   3,860    $   1,661    $    9,906    $   2,591
                                       ========     ========     =========     ========
  Limited partners                    $ 382,117    $ 164,378    $  980,663    $ 256,490
                                       ========     ========     =========     ========
Net income per limited partnership
  interest                            $   33.97    $   14.61    $    87.18    $   22.80
                                       ========     ========     =========     ========



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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                         Managing
                                         general      Limited
                                         partner      partners        Total
                                        ---------    ----------    ----------


Balance at January 1, 2000              $  15,034    $1,791,581    $1,806,615

    Distributions                          (9,395)     (930,098)     (939,493)

    Net income                              9,906       980,663       990,569
                                         --------     ---------     ---------

Balance at September 30, 2000           $  15,545    $1,842,146    $1,857,691
                                         ========     =========     =========







         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  990,569    $  259,081
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depletion                                          60,270       121,065
        Gain on disposition of assets                      (2,273)          -
   Changes in assets and liabilities:
        Accounts receivable                               (85,801)      (72,028)
        Accounts payable                                   21,431        32,682
                                                        ---------     ---------
            Net cash provided by operating activities     984,196       340,800
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (8,113)      (18,397)
   Proceeds from asset dispositions                         2,372           -
                                                        ---------     ---------
            Net cash used in investing activities          (5,741)      (18,397)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (939,493)     (278,891)
                                                        ---------     ---------
Net increase in cash                                       38,962        43,512
Cash at beginning of period                               213,165       165,231
                                                        ---------     ---------
Cash at end of period                                  $  252,127    $  208,743
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 101% to $1,514,941 for the nine months ended September 30, 2000 as compared to $755,192 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 2000, 36,648 barrels of oil, 16,876 barrels of natural gas liquids ("NGLs") and 66,057 mcf of gas were sold, or 64,534 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 34,451 barrels of oil, 14,022 barrels of NGLs and 54,447 mcf of gas were sold, or 57,548 BOEs.

The average price received per barrel of oil increased $13.63, or 86%, from $15.92 for the nine months ended September 30, 1999 to $29.55 for the same period in 2000. The average price received per barrel of NGLs increased $6.83, or 77%, from $8.85 during the nine months ended September 30, 1999 to $15.68 for the same period in 2000. The average price received per mcf of gas increased 67% from $1.52 during the nine months ended September 30, 1999 to $2.54 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gain on disposition of assets of $2,273 was recognized during the nine months ended September 30, 2000 from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $540,022 for the nine months ended September 30, 2000 as compared to $502,729 for the same period in 1999, an increase of $37,293, or 7%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in production.

Production costs were $424,874 for the nine months ended September 30, 2000 and $330,329 for the same period in 1999, resulting in a $94,545 increase, or 29%. The increase was primarily due to higher production taxes of $49,276 associated with higher oil and gas prices and additional well maintenance costs of $27,629 and $10,736 in workover expenses incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 7% from $51,335 for the nine months ended September 30, 1999 to $54,878 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $60,270 for the nine months ended September 30, 2000 compared to $121,065 for the same period in 1999, representing a decrease of $60,795, or 50%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 2,197 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 74% to $560,600 for the three months ended September 30, 2000 as compared to $322,197 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 12,181 barrels of oil, 5,860 barrels of NGLs and 23,229 mcf of gas were sold, or 21,913 BOEs. For the three months ended September 30, 1999, 11,599 barrels of oil, 5,021 barrels of NGLs and 18,535 mcf of gas were sold, or 19,709 BOEs.

The average price received per barrel of oil increased $11.39, or 57%, from $20.10 for the three months ended September 30, 1999 to $31.49 for the same period in 2000. The average price received per barrel of NGLs increased $6.15, or 55%, from $11.10 during the three months ended September 30, 1999 to $17.25 for the same period in 2000. The average price received per mcf of gas increased 82% from $1.80 during the three months ended September 30, 1999 to $3.27 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $180,530 for the three months ended September 30, 2000 as compared to $158,917 for the same period in 1999, an increase of $21,613, or 14%. This increase was due to an increase in production costs, offset by decreases in G&A and depletion.

Production costs were $144,855 for the three months ended September 30, 2000 and $109,839 for the same period in 1999, resulting in a $35,016 increase, or 32%. This increase was primarily due to higher production taxes of $16,463 associated with higher oil and gas prices and additional well maintenance costs of $7,778 incurred to stimulate well production.

During this period, G&A decreased, in aggregate, 28% from $24,341 for the three months ended September 30, 1999 to $17,415 for the same period in 2000.

Depletion was $18,260 for the three months ended September 30, 2000 compared to $24,737 for the same period in 1999, representing a decrease of $6,477, or 26%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 582 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $643,396 during the nine months ended September 30, 2000 from the same period in 1999. The increase was due to an increase in oil and gas sales receipts of $752,735, offset by increases in production costs paid of $87,502 and G&A expenses paid of $21,837.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2000 and 1999 included expenditures related to upgrades of equipment on various oil and gas properties.

Proceeds from asset dispositions of $2,372 recognized during the nine months ended September 30, 2000 were related to equipment credits on two wells.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $939,493 of which $9,395 was distributed to the managing general partner and $930,098 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $278,891, of which $2,789 was distributed to the managing general partner and $276,102 to the limited partners.

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


                                           PARKER & PARSLEY 91-B, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 9, 2000            By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer