Form 10-Q
period 2001-03-31
PARKER & PARSLEY 91-B LP
filed 2001-05-14
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-38582-02


                           PARKER & PARSLEY 91-B, L.P.
             (Exact name of Registrant as specified in its charter)

                        Delaware                            75-2397335
            ----------------------------------        ----------------------
             (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000...........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000...........................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................    9

           Signatures................................................   10

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS

                                                   March 31,      December 31,
                                                     2001            2000
                                                  -----------     -----------
                                                  (Unaudited)
               ASSETS
Current assets:
  Cash                                            $   235,567     $   185,644
  Accounts receivable - oil and gas sales             217,892         281,416
                                                   ----------      ----------
         Total current assets                         453,459         467,060
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              9,763,077       9,761,207
Accumulated depletion                              (8,420,591)     (8,398,807)
                                                   ----------      ----------
         Net oil and gas properties                 1,342,486       1,362,400
                                                   ----------      ----------
                                                  $ 1,795,945     $ 1,829,460
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    34,429     $     6,714

Partners' capital:
  Managing general partner                             14,582          15,195
  Limited partners (11,249 interests)               1,746,934       1,807,551
                                                   ----------      ----------
                                                    1,761,516       1,822,746
                                                   ----------      ----------
                                                  $ 1,795,945     $ 1,829,460
                                                   ==========      ==========


   The financial information included as of March 31,2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months ended
                                                         March 31,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------
Revenues:
  Oil and gas                                    $  381,877     $  453,588
  Interest                                            3,318          3,209
                                                  ---------      ---------
                                                    385,195        456,797
                                                  ---------      ---------
Costs and expenses:
  Oil and gas production                            124,783        145,956
  General and administrative                         17,982         11,204
  Depletion                                          21,784         21,965
                                                  ---------      ---------
                                                    164,549        179,125
                                                  ---------      ---------
Net income                                       $  220,646     $  277,672
                                                  =========      =========
Allocation of net income:
  Managing general partner                       $    2,206     $    2,777
                                                  =========      =========
  Limited partners                               $  218,440     $  274,895
                                                  =========      =========
Net income per limited partnership interest      $    19.42     $    24.44
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                         Managing
                                         general       Limited
                                         partner       partners        Total
                                        ---------     ----------     ----------


Balance at January 1, 2001              $  15,195     $1,807,551     $1,822,746

    Distributions                          (2,819)      (279,057)      (281,876)

    Net income                              2,206        218,440        220,646
                                         --------      ---------      ---------

Balance at March 31, 2001               $  14,582     $1,746,934     $1,761,516
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                            Three months ended
                                                                 March 31,
                                                         -------------------------
                                                            2001           2000
                                                         ----------     ----------
Cash flows from operating activities:
   Net income                                            $  220,646     $  277,672
   Adjustment to reconcile net income to net cash
     provided by operating activities:
        Depletion                                            21,784         21,965
   Changes in assets and liabilities:
        Accounts receivable                                  63,524        (37,722)
        Accounts payable                                     27,715         (9,223)
                                                          ---------      ---------
           Net cash provided by operating activities        333,669        252,692
                                                          ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                       (2,003)        (5,869)
   Proceeds from dispositions of assets                         133            -
                                                          ---------      ---------
           Net cash used in investing activities             (1,870)        (5,869)
                                                          ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                          (281,876)      (248,545)
                                                          ---------      ---------
Net increase (decrease) in cash                              49,923         (1,722)
Cash at beginning of period                                 185,644        213,165
                                                          ---------      ---------
Cash at end of period                                    $  235,567     $  211,443
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 16% to $381,877 for the three months ended March 31, 2001 as compared to $453,588 for the same period in 2000. The decrease in revenues resulted from a decrease in production, offset by higher average prices received. For the three months ended March 31, 2001, 9,590 barrels of oil, 2,009 barrels of natural gas liquids ("NGLs") and 10,623 mcf of gas were sold, or 13,370 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 12,062 barrels of oil, 4,976 barrels of NGLs and 19,802 mcf of gas were sold, or 20,338 BOEs.

The average price received per barrel of oil increased slightly from $28.53 for the three months ended March 31, 2000 to $28.83 for the same period in 2001. The average price received per barrel of NGLs increased $3.34, or 22%, from $15.13 for the three months ended March 31, 2000 to $18.47 for the same period in 2001. The average price received per mcf of gas increased 272% from $1.73 during the three months ended March 31, 2000 to $6.43 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses decreased to $164,549 for the three months ended March 31, 2001 as compared to $179,125 for the same period in 2000, a decrease of $14,576, or 8%. This decrease was primarily due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $124,783 for the three months ended March 31, 2001 and $145,956 for the same period in 2000, resulting in a $21,173 decrease, or 15%. The decrease was primarily due to lower well maintenance and workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 60% from $11,204 for the three months ended March 31, 2000 to $17,982 for the same period in 2001, primarily due to an increase in the accrual for tax preparation and monitoring service fees.

Depletion was $21,784 for the three months ended March 31, 2001 as compared to $21,965 for the same period in 2000, a decrease of $181, or 1%. The decrease was primarily due to a decrease in oil production of 2,472 barrels for the period ended March 31, 2001 compared to the same period in 2000, offset by a downward revision to one well's proved reserves during the three months ended March 31, 2001.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $80,977 during the three months ended March 31, 2001 from the same period ended March 31, 2000. The increase was primarily attributable to reductions of $138,184 in working capital and production costs of $21,173, offset by a decline in oil and gas sales receipts of $71,602 and an increase in G&A expenses of $6,778. The decrease in production costs was primarily due to lower well maintenance and workover costs. The decrease in oil and gas receipts resulted from $185,099 from the decline in production during 2001, offset by $113,497 from the increase in commodity prices during 2001. The increase in G&A was primarily due to an increase in the accrual for tax preparation and monitoring service fees.

Net Cash Used in Investing Activities

The Partnership's investing activities during the three months ended March 31, 2001 and 2000 were related to the upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $133 recognized during the three months ended March 31, 2001 were related to equipment credits on one active well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $281,876, of which $2,819 was distributed to the managing general partner and $279,057 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $248,545, of which $2,485 was distributed to the managing general partner and $246,060 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, requires 66-2/3% approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                            PARKER & PARSLEY 91-B, L.P.


                                    By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 14, 2001                By:     /s/ Rich Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer