Form 10-Q
period 2001-06-30
PARKER & PARSLEY 91-B LP
filed 2001-08-08
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-38582-02


                           PARKER & PARSLEY 91-B, L.P.
             (Exact name of Registrant as specified in its charter)


                         Delaware                             75-2397335
         -----------------------------------------      ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas          75039
     -------------------------------------------------       ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001....................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000.................................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS


                                                    June 30,      December 31,
                                                      2001            2000
                                                   -----------    -----------
                 ASSETS                            (Unaudited)

Current assets:
  Cash                                             $   484,839    $   185,644
  Accounts receivable - oil and gas sales              167,632        281,416
                                                    ----------     ----------
        Total current assets                           652,471        467,060
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,764,161      9,761,207
Accumulated depletion                               (8,439,325)    (8,398,807)
                                                    ----------     ----------
        Net oil and gas properties                   1,324,836      1,362,400
                                                    ----------     ----------
                                                   $ 1,977,307    $ 1,829,460
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    41,661    $     6,714

Partners' capital:
  Managing general partner                              16,324         15,195
  Limited partners (11,249 interests)                1,919,322      1,807,551
                                                    ----------     ----------
                                                     1,935,646      1,822,746
                                                    ----------     ----------
                                                   $ 1,977,307    $ 1,829,460
                                                    ==========     ==========



   The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                          Three months ended       Six months ended
                                               June 30,                June 30,
                                       ----------------------    ----------------------
                                          2001        2000         2001         2000
                                       ---------    ---------    ---------    ---------
Revenues:
   Oil and gas                         $ 350,850    $ 500,753    $ 732,727    $ 954,341
   Interest                                3,524        4,261        6,842        7,470
   Gain on disposition of assets             -          2,273          -          2,273
                                        --------     --------     --------     --------
                                         354,374      507,287      739,569      964,084
                                        --------     --------     --------     --------
Costs and expenses:
   Oil and gas production                152,544      134,063      277,327      280,019
   General and administrative              8,966       26,259       26,948       37,463
   Depletion                              18,734       20,045       40,518       42,010
                                        --------     --------     --------     --------
                                         180,244      180,367      344,793      359,492
                                        --------     --------     --------     --------
Net income                             $ 174,130    $ 326,920    $ 394,776    $ 604,592
                                        ========     ========     ========     ========
Allocation of net income:
   Managing general partner            $   1,742    $   3,269    $   3,948    $   6,046
                                        ========     ========     ========     ========
   Limited partners                    $ 172,388    $ 323,651    $ 390,828    $ 598,546
                                        ========     ========     ========     ========
Net income per limited partnership
   interest                            $   15.32    $   28.77    $   34.74    $   53.21
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                      Managing
                                      general      Limited
                                      partner      partners       Total
                                     ---------    ----------    ----------


Balance at January 1, 2001           $  15,195    $1,807,551    $1,822,746

    Distributions                       (2,819)     (279,057)     (281,876)

    Net income                           3,948       390,828       394,776
                                      --------     ---------     ---------

Balance at June 30, 2001             $  16,324    $1,919,322    $1,935,646
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Cash flows from operating activities:
   Net income                                         $  394,776     $  604,592
   Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depletion                                         40,518         42,010
        Gain on disposition of assets                        -           (2,273)
   Changes in assets and liabilities:
        Accounts receivable                              113,784        (61,382)
        Accounts payable                                  34,947         13,131
                                                       ---------      ---------
        Net cash provided by operating activities        584,025        596,078
                                                       ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (3,087)        (6,482)
   Proceeds from asset dispositions                          133          2,273
                                                       ---------      ---------
        Net cash used in investing activities             (2,954)        (4,209)
                                                       ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (281,876)      (554,017)
                                                       ---------      ---------
Net increase in cash                                     299,195         37,852
Cash at beginning of period                              185,644        213,165
                                                       ---------      ---------
Cash at end of period                                 $  484,839     $  251,017
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
   June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 23% to $732,727 for the six months ended June 30, 2001 as compared to $954,341 for the same period in 2000. The decrease in revenues resulted from a decrease in production and a decline in the average price received for oil, offset by higher average prices received for gas and NGLs. For the six months ended June 30, 2001, 17,901 barrels of oil,

6,251 barrels of natural gas liquids ("NGLs") and 28,144 mcf of gas were sold, or 28,843 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 24,467 barrels of oil, 11,016 barrels of NGLs and 42,828 mcf of gas were sold, or 42,621 BOEs.

The average price received per barrel of oil decreased $.65, or 2%, from $28.58 for the six months ended June 30, 2000 to $27.93 for the same period in 2001. The average price received per barrel of NGLs increased $1.23, or 8%, from $14.84 during the six months ended June 30, 2000 to $16.07 for the same period in 2001. The average price received per mcf of gas increased 120% from $2.14 during the six months ended June 30, 2000 to $4.70 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gain on disposition of assets of $2,273 was recognized during the six months ended June 30, 2000 from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $344,793 for the six months ended June 30, 2001 as compared to $359,492 for the same period in 2000, a decrease of $14,699, or 4%. This decrease was due to declines in general and administrative expenses ("G&A"), production costs and depletion.

Production costs were $277,327 for the six months ended June 30, 2001 and $280,019 for the same period in 2000 resulting in a $2,692 decrease, or 1%. This decrease was primarily the result of a decline in workover costs, offset by an increase in well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 28% from $37,463 for the six months ended June 30, 2000 to $26,948 for the same period in 2001. The decline was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues for the six months ended June 30, 2001 as compared to the same period in 2000.

Depletion was $40,518 for the six months ended June 30, 2001 as compared to $42,010 for the same period in 2000, a decrease of $1,492, or 4%. This decrease was primarily due to a decline in oil production of 6,566 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 30% to $350,850 for the three months ended June 30, 2001 as compared to $500,753 for the same period in 2000. The decrease in revenues resulted from a decrease in production and a decline in the average price received for oil, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 8,311 barrels of oil, 4,242 barrels of NGLs and 17,521 mcf of gas were sold, or 15,473 BOEs. For the three months ended June 30, 2000, 12,405 barrels of oil, 6,040 barrels of NGLs and 23,026 mcf of gas were sold, or 22,283 BOEs.

The average price received per barrel of oil decreased $1.72, or 6%, from $28.62 for the three months ended June 30, 2000 to $26.90 for the same period in 2001. The average price received per barrel of NGLs increased $.32, or 2%, from $14.61 during the three months ended June 30, 2000 to $14.93 for the same period in 2001. The average price received per mcf of gas increased 46% from $2.50 during the three months ended June 30, 2000 to $3.65 in 2001.

Gain on disposition of assets of $2,273 was recognized during the three months ended June 30, 2000 from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $180,244 for the three months ended June 30, 2001 as compared to $180,367 for the same period in 2000, a decrease of $123. This decrease was due to declines in G&A and depletion, offset by an increase in production costs.

Production costs were $152,544 for the three months ended June 30, 2001 and $134,063 for the same period in 2000 resulting in an $18,481 increase, or 14%. This increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

During this period, G&A decreased 66% from $26,259 for the three months ended June 30, 2000 to $8,966 for the same period in 2001. The decline was due to less G&A being allocated due to lower oil and gas revenues for the three months ended June 30, 2001 as compared to the same period in 2000 and declines in audit, tax and monitoring fees.

Depletion was $18,734 for the three months ended June 30, 2001 as compared to $20,045 for the same period in 2000, a decrease of $1,311, or 7%. This decrease was primarily due to a decrease in oil production of 4,094 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $12,053 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This decrease was due to a decline in oil and gas sales receipts of $222,242, offset by declines in production costs of $2,692, G&A expenses paid of $10,515 and working capital of $196,982. The decrease in oil and gas receipts resulted from a decline of $328,981 in production during 2001 as compared to the same period in 2000 and a decline in oil prices of $16,400, offset by an increase in gas and

NGL prices of $123,139 during 2001. The decrease in production costs was primarily due to lower workover costs, offset by an increase in well maintenance costs incurred to stimulate well production. The decrease in G&A was primarily due to lower G&A being allocated due to decreased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's investing activities for the six months ended June 30, 2001 and 2000 were related to the upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $133 and $2,273 incurred during the six months ended June 30, 2001 and 2000, respectively, were related to equipment credits on active wells.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $281,876, of which $2,819 was distributed to the managing general partner and $279,057 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $554,017, of which $5,540 was distributed to the managing general partner and $548,477 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333- 59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.


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

                                          PARKER & PARSLEY 91-B, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  August 8, 2001           By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer