Form 10-Q
period 2001-09-30
PARKER & PARSLEY 91-B LP
filed 2001-11-07
CIK 871367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   11

            Signatures................................................   12

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS


                                                    September 30,   December 31,
                                                        2001            2000
                                                    ------------    -----------
                 ASSETS                             (Unaudited)
Current assets:
   Cash                                             $   365,152     $   185,644
   Accounts receivable - oil and gas sales              204,644         281,416
                                                     ----------      ----------
           Total current assets                         569,796         467,060
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               9,754,730       9,761,207
Accumulated depletion                                (8,465,484)     (8,398,807)
                                                     ----------      ----------
           Net oil and gas properties                 1,289,246       1,362,400
                                                     ----------      ----------
                                                    $ 1,859,042     $ 1,829,460
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    82,396     $     6,714

Partners' capital:
   Managing general partner                              14,734          15,195
   Limited partners (11,249 interests)                1,761,912       1,807,551
                                                     ----------      ----------
                                                      1,776,646       1,822,746
                                                     ----------      ----------
                                                    $ 1,859,042     $ 1,829,460
                                                     ==========      ==========




The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three months ended          Nine months ended
                                          September 30,               September 30,
                                    ------------------------    ------------------------
                                       2001          2000          2001          2000
                                    ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                       $  323,917    $  560,600    $1,056,644    $1,514,941
  Interest                               2,577         5,907         9,419        13,377
  Gain on disposition of assets            -             -             -           2,273
                                     ---------     ---------     ---------     ---------
                                       326,494       566,507     1,066,063     1,530,591
                                     ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production               160,626       144,855       437,953       424,874
  General and administrative            11,411        17,415        38,359        54,878
  Depletion                             26,159        18,260        66,677        60,270
                                     ---------     ---------     ---------     ---------
                                       198,196       180,530       542,989       540,022
                                     ---------     ---------     ---------     ---------
Net income                          $  128,298    $  385,977    $  523,074    $  990,569
                                     =========     =========     =========     =========
Allocation of net income:
  Managing general partner          $    1,283    $    3,860    $    5,231    $    9,906
                                     =========     =========     =========     =========
  Limited partners                  $  127,015    $  382,117    $  517,843    $  980,663
                                     =========     =========     =========     =========
Net income per limited partnership
  interest                          $    11.29    $    33.97    $    46.03    $    87.18
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                         Managing
                                         general      Limited
                                         partner      partners        Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $  15,195    $1,807,551    $1,822,746

    Distributions                          (5,692)     (563,482)     (569,174)

    Net income                              5,231       517,843       523,074
                                         --------     ---------     ---------

Balance at September 30, 2001           $  14,734    $1,761,912    $1,776,646
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  523,074    $  990,569
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depletion                                          66,677        60,270
        Gain on disposition of assets                         -          (2,273)
   Changes in assets and liabilities:
        Accounts receivable                                76,772       (85,801)
        Accounts payable                                   75,682        21,431
                                                        ---------     ---------
          Net cash provided by operating activities       742,205       984,196
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (8,694)       (8,113)
   Proceeds from asset dispositions                        15,171         2,372
                                                        ---------     ---------
          Net cash provided by (used in) investing
            activities                                      6,477        (5,741)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (569,174)     (939,493)
                                                        ---------     ---------
Net increase in cash                                      179,508        38,962
Cash at beginning of period                               185,644       213,165
                                                        ---------     ---------
Cash at end of period                                  $  365,152    $  252,127
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

                           PARKER & PARSLEY 91-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 91-B, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $5,057,542 of which $5,002,516 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If two-thirds of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 30% to $1,056,644 for the nine months ended September 30, 2001 as compared to $1,514,941 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil and natural gas liquids ("NGLs"), offset by a higher average price received for gas. For the nine months ended September 30, 2001, 27,163 barrels of oil, 10,118 barrels of NGLs and 43,800 mcf of gas were sold, or 44,581 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 36,648 barrels of oil, 16,876 barrels of NGLs and 66,057 mcf of gas were sold, or 64,534 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $2.14, or 7%, from $29.55 for the nine months ended September 30, 2000 to $27.41 for the same period in 2001. The average price received per barrel of NGLs decreased $1.17 or 7%, from $15.68 during the nine months ended September 30, 2000 to $14.51 for the same period in 2001. The average price received per mcf of gas increased 48% from $2.54 during the nine months ended September 30, 2000 to $3.77 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gain on disposition of assets of $2,273 was recognized during the nine months ended September 30, 2000 from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $542,989 for the nine months ended September 30, 2001 as compared to $540,022 for the same period in 2000, an increase of $2,967. This increase was due to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $437,953 for the nine months ended September 30, 2001 and $424,874 for the same period in 2000, resulting in a $13,079 increase, or 3%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by lower production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 30% from $54,878 for the nine months ended September 30, 2000 to $38,359 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $66,677 for the nine months ended September 30, 2001 as compared to $60,270 for the same period in 2000, representing an increase of $6,407, or 11%. This increase was primarily due to a reduction in proved reserves for the period ended September 30, 2001 due to lower commodity prices as compared to the same period ended 2000, offset by a decline in oil production of 9,485 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 42% to $323,917 for the three months ended September 30, 2001 as compared to $560,600 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received. For the three months ended September 30, 2001, 9,262 barrels of oil, 3,867 barrels of NGLs and 15,656 mcf of gas were sold, or 15,738 BOEs. For the three months ended September 30, 2000, 12,181 barrels of oil, 5,860 barrels of NGLs and 23,229 mcf of gas were sold, or 21,913 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $5.08, or 16%, from $31.49 for the three months ended September 30, 2000 to $26.41 for the same period in 2001. The average price received per barrel of NGLs decreased $5.25, or 30%, from $17.25 during the three months ended September 30, 2000 to $12.00 for the same period in 2001. The average price received per mcf of gas decreased 36% from $3.27 during the three months ended September 30, 2000 to $2.10 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $198,196 for the three months ended September 30, 2001 as compared to $180,530 for the same period in 2000, an increase of $17,666, or 10%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $160,626 for the three months ended September 30, 2001 and $144,855 for the same period in 2000, resulting in a $15,771 increase, or 11%. This increase was primarily due to higher ad valorem taxes, offset by lower production taxes.

During this period, G&A decreased 34% from $17,415 for the three months ended September 30, 2000 to $11,411 for the same period in 2001. The decline was due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) due to decreased oil and gas revenues.

Depletion was $26,159 for the three months ended September 30, 2001 as compared to $18,260 for the same period in 2000, representing an increase of $7,899, or 43%. This increase was primarily due to a reduction in proved reserves for the period ended September 30, 2001 due to lower commodity prices as compared to the same period ended 2000, offset by a decline in oil production of 2,919 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $241,991 during the nine months ended September 30, 2001 from the same period ended September 30 2000. The decrease was due to a decline in oil and gas sales receipts of $462,255 and an increase in production costs of $13,079, offset by decreases in G&A expenses of $16,519 and working capital of $216,824. The decrease in oil and gas receipts resulted from a decline of $442,030 in production during 2001 as compared to the same period in 2000 and a decline in oil and NGL prices of $101,813, offset by an increase in gas prices of $81,588 during 2001. The increase in production costs was primarily due to higher ad valorem taxes and an increase in well maintenance costs incurred to stimulate well production, offset by lower production taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) due to decreased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2001 and 2000 were related to the upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $15,171 and $2,372 recognized during the nine months ended September 30, 2001 and 2000, respectively, were related to equipment credits on active wells.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $569,174 of which $5,692 was distributed to the managing general partner and $563,482 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $939,493, of which $9,395 was distributed to the managing general partner and $930,098 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the two-thirds approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 91-B, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 2001           By:    /s/ Rich Dealy
                                           -------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer